Form 10KSB
period 2005-12-31
CRYSTAL FINANCE HOLDING CORP
filed 2006-03-30
CIK 1122110

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB
(Mark One)
[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2005

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from        to

                   Commission file number 0-31405


                 CRYSTAL FINANCE HOLDING CORPORATION

          (Name of small Business issuer as of February 27, 2006)


                  CRYSTAL ACQUISITION CORPORATION
        (Former Name of small business issuer in its charter)


    Delaware                                      52-2257556
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)

                         Three Financial Center
                         900 South Shackleford, Suite 300
                         Little Rock, Arkansas 72211

        Issuer's Telephone Number:     501/978-1115

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes       No  X

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

Class                              Outstanding at December 31, 2005

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

     The Company was formed to seek, investigate and, if such investigation warranted, acquire an interest in a business entity which desired to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act.

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

                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     There is currently no public market for the Company's securities.
On February 27, 2006, the Company increased its authorized capitalization to 500,000,000 shares of common stock and 50,000,000 shares of preferred stock. The 1,000,000 shares of common stock outstanding was redeemed on February 28, 2006. No additional shares have been issued as of the date of the filing of this report.

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

     Since inception, the Company sold securities which were not registered as follows:

                                        NUMBER OF
DATE              NAME                  SHARES         CONSIDERATION

March 25, 1999   Pierce Mill
                 Associates, Inc.(1)    1,000,000      $  100
________

     (1) Until February 28, 2006, Mr. Cassidy was the president and sole director of the Company and he is the sole director and shareholder of Pierce Mill Associates, Inc. and was therefore considered to be the beneficial owner of the common stock of the Company issued to it.

On February 28, 2006, the 1,000,000 outstanding shares of common stock held by Pierce Mill Associates, Inc. were redeemed by the Company.


Item 6.  Management's Discussion and Analysis or Plan of Operation

	On February 22, 2006, the Company entered into an agreement with Twiple Finance Holdings, Inc. under which a change in control of the Company occurred.

 	On February 27, 2006, the Company amended its certificate of incorporation to change its name to Crystal Finance Holding
Corporation and to increase its capitalization to 500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

       On February 28, 2006, pursuant to the terms of an agreement dated February 22, 2006, there was a change in control of the Company.
Accordingly:

	(i) the outstanding shares of common stock of the Company were redeemed by the Company;
	(ii) the sole officer and director of the Company resigned;
	(iii) a new officer and director was appointed
  	(iv) a Form 8-K was filed on March 1, 2006 referencing such changes

	The Company intends to capitalize on the growth of the worldwide internet electronic transaction market. Through the acquisition and development of people, processes and technologies, the Company hopes to facilitate the freeflow of commerce, value and information in a secure, inexpensive, digital environment. The Company believes that a seamless interface with current and emerging technologies will be the goal that attracts and maintains brand loyalty from the flexible global citizen.

     No officer, director, shareholder or any affiliate or associate of the Company serves as an officer or director or holds any ownership interest in Twiple Finance Holdings, Inc. and the transaction was negotiated and entered into as an arm's length transaction.


Item 7.  Financial Statements

     The financial statements for the year ended December 31, 2005 are attached to this filing.


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


                              PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act

     Set forth below is the name of the director and officer of the Company as of December 31, 2005, all positions and offices with the Company held, the period during which he has served as such:

Name                     Age       Positions and Offices Held

James M. Cassidy          70       President, Secretary, Director

     On February 28, 2006, Michael Kelly Woolridge, Esq. was elected to serve as director of the Company and appointed President, Treasurer and Secretary.

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


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2005, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

The outstanding shares listed below were redeemed by the Company on February 28, 2006, and as of the date of the filing of this report no new shares have been issued.

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


Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2005. The Company filed a Form 8-K on March 1, 2006 noting the change in control of the Company.


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


                              CRYSTAL ACQUISITION CORPORATION


                         By:   /s/  Michael Kelly Woolridge
                                         President

Dated:  March 30, 2006


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                             OFFICE              DATE

/s/ Michael Kelly Woolridge     Director            March 30, 2006

                 CRYSTAL ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2005

                 CRYSTAL ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                             CONTENTS
                             --------


PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEET AS OF DECEMBER 31, 2005

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER
		31, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH 24,
		1999 (INCEPTION) TO DECEMBER 31, 2005

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD
		FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2005

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
		2005 AND 2004 AND FOR THE PERIOD FROM MARCH 24, 1999
		(INCEPTION) TO DECEMBER 31, 2005

PAGES	6 - 9	NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Crystal Acquisition Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Crystal
Acquisition Corporation (a development stage company) as of December 31, 2005 and the related statements of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2005 and 2004 and for the period from March 24, 1999 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Crystal Acquisition Corporation (a development stage company) as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from March 24, 1999 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 23, 2006

                          CRYSTAL ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEET
                               AS OF DECEMBER 31, 2005
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
                                                        =======



                 See accompanying notes to financial statements
                                       2

                       CRYSTAL ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                           -----------------------

                                                      For the Period
                                                          From
                      For the Year   For the Year     March 24, 1999
                         Ended          Ended         (Inception) to
                      December 31,   December 31,       December 31,
                          2005          2004               2005
                      -----------    ------------     --------------

Income                $      -        $   -            $     -

Expenses
 Organization expense        -            -                 535
                      ----------      ---------        ---------

Total expenses               -            -                 535
                      ----------      ---------         ---------

NET LOSS              $      -         $  -             $  (535)
==========            ==========      =========        ==========

                    See accompanying notes to financial statements
                                        3

                       CRYSTAL ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                           TO DECEMBER 31, 2005
                           --------------------
                                                          Deficit
                                                         Accumulated
                                                           During
                        Common Stock Issued    Paid-In   Development
                          Shares     Amount    Capital      Stage      Total
                         -------     ------    -------   ----------   -------

Common Stock Issuance    1,000,000    $ 100     $  -        $  -       $ 100

Fair value of expenses
  contributed                   -        -        535          -         535

Net loss for the years ended:
 December 31, 1999              -        -         -          (535)     (535)
 December 31, 2000              -        -         -           -          -
 December 31, 2001              -        -         -           -          -
 December 31, 2002              -        -         -           -          -
 December 31, 2003              -        -         -           -          -
 December 31, 2004              -        -         -           -          -
 December 31, 2005              -        -         -           -          -
                          ---------   ------     -----     --------    ------
BALANCE AT
  DECEMBER 31, 2005      1,000,000    $ 100      $ 535       $(535)    $ 100
===================      =========    =====      =====      =======    ======

                   See accompanying notes to financial statements
                                        4

                     CRYSTAL ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS
                         ------------------------
                                                                 For The Period
                                                                      From
                                    For the Year                 March 24, 1999
                                       Ended         Ended       (Inception) to
                                    December 31,   December 31,   December 31,
                                       2005          2004             2005
                                    -----------    -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                             $    -         $   -          $   (535)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses                      -             -               535
                                       -------        -------        --------

 Net Cash Used In Operating Activities     -            -                -
                                       -------        -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES       -            -                -
                                       -------        -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock   -             -              100
                                       -------        -------        --------
 Net Cash Provided By Financing
    Activities                            -             -              100
                                       -------        -------        -------
INCREASE IN CASH AND CASH EQUIVALENTS     -             -              100

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                            100            100               -
                                       -------        -------        -------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                      $ 100           $100            $100
=========================             ========        =======         ======

                    See accompanying notes to financial statements
                                         5

                          CRYSTAL ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                              AS OF DECEMBER 31, 2005
                              -----------------------

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Crystal Acquisition Corporation (a development stage company)
("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2005, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2005 and 2004.

                          CRYSTAL ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                              AS OF DECEMBER 31, 2005
                              -----------------------

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29". The guidance in APB Opinion No. 29, Accounting for Nonmenetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, earlier application is permitted.

In May 2005, the FASB issued SFAS No. 154 that establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

                          CRYSTAL ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                              AS OF DECEMBER 31, 2005
                              -----------------------

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

(C) Additional Paid-In Capital

Additional paid-in capital at December 31, 2005 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).

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

                          CRYSTAL ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                              AS OF DECEMBER 31, 2005
                              -----------------------

NOTE 5    SUBSEQUENT EVENTS

On February 22, 2006, the Company entered into an agreement with Twiple Finance Holdings, Inc. under which a change in control of the Company occurred.

On February 27, 2006, the Company amended its certificate of incorporation to change its name to Crystal Finance Holding Corporation and to increase its capitalization to 500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

On February 28, 2006, pursuant to the terms of an agreement dated
February 22, 2006. there was a change in control of the Company.

Accordingly:

	(i)	the outstanding shares of common stock of the Company were
		redeemed by the Company.

	(ii)	the sole officer and director of the Company resigned;

	(iii)	a new officer and director was appointed

	(iv)	a Form 8-K was filed on March 1, 2006 referencing such changes