Form 10QSB
period 2006-03-31
CRYSTAL FINANCE HOLDING CORP
filed 2006-05-22
CIK 1122110

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

                      Commission file number 0-31405

                     Crystal Finance Holding Corporation
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

           (Address of principal executive offices)  (zip code)

                             501/978-1115

     (Registrant's telephone number, including area code)

Check whether the registrant (1) filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes  X    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                         Yes  X     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                        Outstanding at March 31, 2006

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None



                   PART I  -- FINANCIAL INFORMATION

                CRYSTAL FINANCE HOLDING CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET
                       AS OF MARCH 31, 2006
                           (Unaudited)
                      -----------------------
                                            ASSETS
                                              ------

TOTAL ASSETS                                  $ --
                                              ======



        LIABILITIES AND STOCKHOLDER'S EQUITY
       ------------------------------------


LIABILITIES                                    $  -

STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par value,
 50,000,000 shares authorized,
 none issued and outstanding                      -

Common Stock, $.0001 par value,
 500,000,000 shares authorized,
 1,000,000 to be issued                          100

Additional paid-in capital                       535

Deficit accumulated during
    development stage                           (535)

Subscription receivable                         (100)
                                               ------
 Total Stockholder's Equity                       -
                                               ------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                         $  -
                                               ======



             See accompanying notes to financial statements
                                    2

                  CRYSTAL FINANCE HOLDING CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                             (Unaudited)
                       -----------------------

                        For the             For the             March 24,
                       3-Months             3-Months            1999
                         Ended               Ended            (Inception)
                      March 31,            March 31,          to March 31,
                          2006                2005              2006


Income                 $  -                $  -                $  -

Expenses
  Organization
       expense            -                   -                  535
                       -------             -------             -------

   Total expenses         -                   -                  535

                       -------             -------             -------

NET LOSS                  -                  -                  (535)
                       =======             =======             =======

                See accompanying notes to financial statements
                                       3

                      CRYSTAL FINANCE HOLDING CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                              TO MARCH 31, 2006
                                  (Unaudited)
                              --------------------

                                                                                       Deficit
                                                                     Sub-              Accumulated
                                                                     scrip-   Addi-    During
                                                  Common Stock       tion     tional   Devel-
                          Common Stock Issued     to be Issued       Receiv-  Paid-In  opment
                          Shares      Amount   Shares       Amount   able     Capital  Stage   Total
---------                 ------      ------   ------       -----    -----    -------  ------  -----
Common Stock Issuance     1,000,000    $ 100   1,000,000    $100     $(100)    $ -     $ -     $ -

Fair value of expenses
 contributed                -           -        -            -        -        535      -      535

Common Stock returned    (1,000,000)    (100)    -            -        -         -       -       -

Net loss for the
    years ended:
 December 31, 1999          -           -        -            -        -          -     (535)   (535)
 December 31, 2000          -           -        -            -        -          -       -      -
 December 31, 2001          -           -        -            -        -          -       -      -
 December 31, 2002          -           -        -            -        -          -       -      -
 December 31, 2003          -           -        -            -        -          -       -      -
 December 31, 2004          -           -        -            -        -          -       -      -
 December 31, 2005          -           -        -            -        -          -       -      -
 March 31, 2006             -           -        -            -        -          -       -      -
-----------              ------        -----   ---------     -----    ------     ----    ----   ----
BALANCE AT
 March 31, 2006             -           -      1,000,000     $100     $(100)      535   $(535)  $ -
============             =======       =====   =========     ====     ======      ----  -----   ----

                    See accompanying notes to financial statements
                                                     4

                        CRYSTAL FINANCE HOLDING CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                              ------------------------
                                                                      For The Period
                                                                      From
                               January 1,         January 1,          March 24, 1999
                               2006 to            2005 to             (Inception) to
                               March 31, 2006     March 31, 2005      March 31, 2006
                              -----------         -----------         ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

Net loss                        $    -              $   -               $  (535)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses                 -                  -                   535
                                -------              ------               --------
 Net Cash Used In Operating
       Activities                    -                  -                    -
                                -------              ------               --------
CASH FLOWS FROM
   INVESTING ACTIVITIES              -                  -                    -
                                -------              ------               --------
CASH FLOWS FROM
   FINANCING ACTIVITIES:

 Proceeds from issuance of
      common stock                   -                   -                   100

 Redemption of Common Stock       (100)                  -                  (100)
                                -------              -------               --------
     Net Cash Provided By
       Financing Activities       (100)                  -                    -
                                -------              -------               --------
INCREASE IN CASH AND
  CASH EQUIVALENTS                   -                   -                    -

CASH AND CASH  EQUIVALENTS
 - BEGINNING OF PERIOD              100                  100                  -
                                -------               -------             --------
CASH AND CASH EQUIVALENTS
 - END OF PERIOD                  $ -                  $ 100              $   -
===============                 ========               =======            ========

                    See accompanying notes to financial statements

                        CRYSTAL FINANCE HOLDING CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                               AS OF MARCH 31, 2006
                                   ---------------

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)   Organization and Business Operations

The financial statements in this report have been prepared by Crystal Finance HOlding Corporation without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

In the opinion of management, information included in this report reflects all adjustments, consisting of normal, recurring adjustments, necessary for fair presentation of results for these interim periods.

The results of operation for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

Crystal Finance Holding Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

On February 27, 2006, the COmpany formally changed its name from Crystal Acquisition Corporation to Crystal Finance Holding Corporation.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting
Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2005 and 2004 and the three months ended March 31, 2006 and 2005.

                       CRYSTAL FINANCE HOLDING CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                              -----------------------

(E) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company has adopted SFAS No. 123 (R) in its first quarter ending March 31, 2006. The Company has determined that the provisions of SFAS No. 123 (R) will not have an effect on its financial statement presentation or disclosures.

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

                        CRYSTAL FINANCE HOLDING CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                                AS OF MARCH 31, 2006
                              -----------------------

NOTE 2    STOCKHOLDER'S EQUITY

(A) Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

(B) Common Stock

The Company is authorized to issue 500,000,000 shares of common stock at $.0001 par value.

(C) Additional Paid-In Capital

Additional paid-in capital at March 31, 2006 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company.

NOTE 3    CHANGE IN CONTROL

On February 22, 2006, the Company entered into an agreement under which a change in control would occur. On February 28, 2006, pursuant to the terms of the agreement, 1,000,000 shares of the Company's common stock were redeemed, the sole officer and director of the Company resigned and the Company elected a new director, President, Treasurer and Secretary.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     As reported in the Form 8-K filed by the Company on March 1, 2006, the Company effected the following transactions:

On February 27, 2006, the Company amended its certificate of incorporation to change its name to Crystal Finance Holding Corporation and to increase its capitalization to 500,000,000 common shares and 50,000,000 preferred shares.


on February 28, 2006, pursuant to the terms of the agreement dated February 22, 2006, between the Company, Pierce Mill Associates, Inc. and Twiple Finance Holdings, Inc. the following events occurred:

1. The 1,000,000 common shares of the Registrant owned by Pierce Mill were redeemed.

2.  The sole officer and director of the Registrant resigned.

3. Michael K. Wooldridge, Esq. was elected director and appointed President, Treasurer and Secretary of the Registrant.

Prior Activities of the Company

     The Company was formed to to locate and negotiate with a business entity for the combination of that target company with the Company. The Company expected that any combination would take the form of a merger, stock-for-stock exchange or stock-for-assets exchange
(the "business combination").

     The Company did not restrict its search for any specific kind of business, and it anticipated that it might acquire a business in its preliminary or development stage, already in operation, or in essentially any stage of its business life.

     The Company also anticipated that in implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation,reorganization, joint venture, or licensing agreement with another corporation or entity. The Company expected that a change in control as the type transacted would be the result of its search.

     There has been no significant business activity other than the initial development of its future businessp plans.

ITEM 3. CONTROLS AND PROCEDURES

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 401(g) of Regulation S-B:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

     A report on Form 8-K was filed by the Company on March 1, 2006.



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CRYSTAL FINANCE HOLDING CORPORATION

                                 By:   /s/ Michael K. Wooldridge
                                            President

Dated:   May 22, 2006

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE             DATE

   /s/ Michael K. Wooldridge    	Director          May 22, 2006