Form 10QSB
period 2006-06-30
CRYSTAL FINANCE HOLDING CORP
filed 2006-08-24
CIK 1122110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2006 OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

                         Commission file number 0-31405


                       Crystal Finance Holding Corporation
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                              52-2257556
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                         20801 Biscayne Blvd, Suite 403
                             Aventura, Florida 33180
                             -----------------------
                    (Address of principal executive offices)


                          18090 Collins Avenue T:17/118
                           Sunny Isles, Florida 33160
                           --------------------------
                 (Former Address of principal executive offices)


                                  305/728-6482
                           (Issuer's telephone number)

                                  914/873-0000
                       (Issuer's former telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

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


Class                                      Outstanding at June 30, 2006

Common Stock, par value $0.0001                    1,000,000


Documents incorporated by reference:               None

                         PART I -- FINANCIAL INFORMATION

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               AS OF JUNE 30, 2006
                                   (Unaudited)
                  --------------------------------------------

ASSETS
------

Current Assets - Cash                                             $   100
                                                                  -------

TOTAL ASSETS                                                      $   100
                                                                  =======


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES


Current Liabilities - Accounts Payable                            $ 8,750
                                                                  -------


STOCKHOLDERS' DEFICIT                                                  --


Preferred Stock, $.0001 par value,
50,000,000 shares authorized,
none issued and outstanding                                            --


Common Stock, $.0001 par value,
500,000,000 shares authorized,
1,000,000 issued and outstanding                                      100

Additional paid-in capital                                            535

Deficit accumulated during development
stage                                                              (9,285)
                                                                  -------
                                                                   (8,650)
                                                                  -------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                                             ($  100)
                                                                  =======


See accompanying notes to financial statements

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 -------------------------------------------

               For the           For the                                             For the
               Three             Three            For the           For the          Period from
               Months            Months           Six Months        Six Months       March 24, 1999
               Ended             Ended            Ended             Ended            (Inception)
               June 30, 2006     June 30, 2005    June 30, 2006     June 30, 2005    To June 30, 2006
               --------------    --------------   --------------    --------------   ----------------
Income         $           --    $           --   $           --    $           --   $             --

Expenses:

Organisation
Expenses                   --                --               --                --                535

Professional
Fees                    8,750                --            8,750                --              8,750
               --------------    --------------   --------------    --------------   ----------------

Total
Expenses                8,750                --            8,750                --              9,285
               --------------    --------------   --------------    --------------   ----------------

NET LOSS       $       (8,750)               --   $       (8,750)               --   $         (9,285)
               ==============    ==============   ==============    ==============   ================


See accompanying notes to financial statements

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FROM THE PERIOD OF MARCH 24, 1999 (INCEPTION)
                                TO JUNE 30, 2006
                                   (Unaudited)
                           ------------------------

                            Common Stock Issued         Additional Paid   Deficit Accumulated
                            Shares        Amount        In Capital        During Development Stage    Total
                            ----------    ----------    ---------------   ------------------------    ----------
Common Stock
Issuance                     1,000,000           100                535                         --           635
Net loss for the
years ended
December 31, 1999                   --            --                 --                       (535)         (535)
December 31, 2000                   --            --                 --                         --            --
December 31, 2001                   --            --                 --                         --            --
December 31, 2002                   --            --                 --                         --            --

December 31, 2003                   --            --                 --                         --            --
December 31, 2004                   --            --                 --                         --            --
December 31, 2005                   --            --                 --                         --            --
Common stock
returned February 28,2006   (1,000,000)         (100)                --                         --            --

Common stock issued
June 30, 2006                1,000,000           100                 --                         --           100

June 30, 2006
Net Loss                            --            --                 --                     (8,750)       (8,750)
                            ----------    ----------    ---------------   ------------------------    ----------

Balance at June 30, 2006     1,000,000    $      100    $           535   $                 (9,285)       (8,650)
                            ==========    ==========    ===============   ========================    ==========

See accompanying notes to financial statements

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FROM THE PERIOD OF MARCH 24, 1999 (INCEPTION)
                                TO JUNE 30, 2006
                                   (Unaudited)
                            ------------------------

                               For the six months        For the six months     For the Period from March 24, 1999
                               ended June 30, 2006       ended June 30, 2005    (Inception) to June 30, 2006
                               ------------------        -------------------    ----------------------------------
Cash Flows From Operating
Activities

Net loss                       $           (8,750)                        --    $                 (9,285)

Adjustments To Reconcile Net
Loss To Net Cash Provided By
Operating Activities

Contributed Expenses                           --                         --                         535

Increase In Accounts Payable                8,750                         --                       8,750

Net Cash Provided By
Operating Activities                           --                         --                          --

Cash Flows >From Financial
Activities

Redemption of common stock                   (100)                        --                        (100)

Proceeds from issuance of
common stock                                  100                         --                         200
                               ------------------        -------------------    ------------------------
Net Cash Provided By
Financing Activities                           --                         --                         100
                               ------------------        -------------------    ------------------------
Increase In Cash                               --                         --                          --

Cash
Beginning Of Period            $              100        $               100                          --
                               ------------------        -------------------    ------------------------

Cash
End Of Period                  $              100        $               100    $                    100
                               ==================        ===================    ========================


See accompanying notes to financial statements

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2006 AND 2005
                       -----------------------------------


NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

The results of operations for the six months ended June 30, 2006, are not Necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

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


(C) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits, as the Company did not have any material operations for the six months ended June 30, 2006 and 2005.

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2006 AND 2005
                       -----------------------------------


(D) Recent Accounting Pronouncements

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

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2006 AND 2005
                       -----------------------------------


NOTE 2 STOCKHOLDERS' EQUITY


(A) Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.


(B) Common Stock

The Company is authorized to issue 500,000,000 shares of common stock at $.0001 par value.

(C) Additional Paid-In Capital

Additional paid-in capital at June 30, 2006 represents the fair value of the amount of organization and professional expenses incurred by related parties on behalf of the Company.


NOTE 3 CHANGES IN CONTROL


On February 22, 2006, the Company entered into an agreement under which a change in control would occur. On February 28, 2006, pursuant to the terms of the agreement, 1,000,000 shares of the Company's common stock were redeemed, the sole officer and director of the Company resigned and the Company elected a new director, President, Treasurer and Secretary.

On June 22, 2006, the Company entered into another agreement under which a change of control would occur. On June 30, 2006, pursuant to the terms of the agreement, the sole officer and director of the Company resigned and the Company elected a new Director, President, Treasurer and Secretary.

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

3. Michael K. Wooldridge, Esq. was elected director and appointed President, Treasurer and Secretary of the Registrant.

As reported in the Form 8-K filed by the Company on July 18, 2006, the Company effected the following transactions:

1. On June 22, 2006, Michel Poignant was elected to the Board of Directors and was appointed President, Secretary and Treasurer of the Registrant. Simultaneously M. Kelly Wooldridge resigned as the director of the Registrant and from all offices held with the Registrant.

2. On June 30, 2006, the registrant issued 1,000,000 shares of common stock, which represent the total outstanding shares of the Company to two stockholders. 100,000 shares were issued to Michel Poignant, President of the Registrant, and 900,000 shares were issued to Harriman, Adams & Kennedy Capital Group Inc. Total consideration was $100 cash.


Prior Activities of the Company

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

There has been no significant business activity other than the initial development of its future business plans.

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


PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Part I, Item 2, for issuance of shares reported on Form 8-K filled by the Company on July 18, 2006.


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


(b) Reports on Form 8-K


A report on Form 8-K was filed by the Company on July 18, 2006.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYSTAL FINANCE HOLDING CORPORATION


By: /s/ Michel Poignant
    ------------------------------------
President & Chief Executive Officer
Dated: August 24, 2006

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                  OFFICE       DATE
/s/ Michel Poignant   Director     August 24, 2006
-------------------

11