Form 10QSB
period 2006-09-30
CRYSTAL FINANCE HOLDING CORP
filed 2006-11-14
CIK 1122110

FORM 10QSB

CRYSTAL FINANCE HOLDING CORP - N/A

Filed: November 14, 2006 (period: September 30, 2006)

Quarterly report filed by small businesses

                                Table of Contents

PART I

--FINANCIAL INFORMATION

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3   CONTROLS AND PROCEDURES

PART II

--OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS
ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3   DEFAULTS UPON SENIOR SECURITIES
ITEM 4   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
ITEM 5   OTHER INFORMATION
ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

EX-31 (Certifications required under Section 302 of the Sarbanes-Oxley Act of
      2002)

EX-32 (Certifications required under Section 906 of the Sarbanes-Oxley Act of
      2002)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

(Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2006 OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934 For the transition period from       to

                         Commission file number 0-31405

                       Crystal Finance Holding Corporation
             (Exact name of registrant as specified in its charter)

              Delaware                                52-2257556
       State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

                         20801 Biscayne Blvd, Suite 403
                             Aventura, Florida 33180
                    (Address of principal executive offices)

                                  305/728-6293
                           (Issuer's telephone number)

                                  305/728-6482
                       (Issuer's former telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                  Outstanding at September 30, 2006

Common Stock, par value $0.0001        1,000,000

Documents incorporated by reference:   None

                         PART I -- FINANCIAL INFORMATION

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2006
                                   (Unaudited)
                       -----------------------------------

ASSETS
------

Current Assets - Cash                                                     $ 100
                                                                         ------

TOTAL ASSETS                                                              $ 100
                                                                         ======

LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------

LIABILITIES

Current Liabilities - Group & Partners Assoc.                           $ 9,245
                                                                        -------

STOCKHOLDERS' DEFICIT                                                        --

Preferred Stock, $.0001 par value,
50,000,000 shares authorized,
none issued and outstanding                                                  --

Common Stock, $.0001 par value,
500,000,000 shares authorized,
1,000,000 issued and outstanding                                            100
Additional paid-in capital                                                 (535)

Deficit accumulated during development                                   (8,710)
stage                                                                    ------

                                                                         (9,145)
                                                                         ------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                                                     $ 100
                                                                          =====

See accompanying notes to financial statements

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   -------------------------------------------

                          For the            For the           For the            For the           For the Period
                          Three Months       Three Months      Nine Months        Nine Months       from March 24,
                          Ended              Ended             Ended              Ended             1999 (Inception)
                          September 30,      September 30,     September 30,      September 30,     To September
                          2006               2005              2006               2005              30, 2006
                          --------------     --------------    --------------     --------------    ------------
Income                    $          --      $          --     $          --      $          --     $          --
Expenses:
Organisation Expenses               495                 --               495                 --               (40)
Professional Fees                    --              8,750                --              8,750
                          -------------      -------------     -------------      -------------     -------------
Total Expenses                      495                 --             9,245                 --             8,710
                          -------------      -------------     -------------      -------------     -------------
NET LOSS                  ($        495)                --     ($      9,245)                --     ($      8,710)
                          =============      =============     =============      =============     =============

See accompanying notes to financial statements

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                  FROM THE PERIOD OF MARCH 24, 1999 (INCEPTION)
                              TO SEPTEMBER 30, 2006
                                   (Unaudited)
                            ------------------------


                      Common Stock Issued         Additional Paid In    Deficit Accumulated During
                      Shares       Amount         Capital               Development Stage                   Total
                      -------------------         -------               -----------------                   -----

Common Stock
Issuance                 1,000,000        100             535                         -                      635
Net loss for the
years ended
December 31, 1999
                             -             -               -                        (535)                   (535)
December 31, 2000
                             -             -               -                          -                       -
December 31, 2001
                             -             -               -                          -                       -
December 31, 2002
                             -             -               -                          -                       -

December 31, 2003            -             -               -                          -                       -
December 31, 2004
                             -             -               -                          -                       -
December 31, 2005
                             -             -               -                          -                       -

Common stock
returned February
28,2006                 (1,000,000)      (100)             -                          -                     (100)

Common stock issued
September 30, 2006       1,000,000        100              -                          -                      100

September 30, 2006
Net Loss                     -             -               -                       (9,245)                 (9,245)
                             -             -               -                       -------                 -------

Balance at
September 30, 2006       1,000,000       $100             $535                     ($9,780)               ($9,145)
                         =========       ====             ====                     ========               ========

See accompanying notes to financial statements

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FROM THE PERIOD OF MARCH 24, 1999 (INCEPTION)
                              TO SEPTEMBER 30, 2006
                                   (Unaudited)
                            ------------------------

                               For the nine months
                               ended September 30,      For the nine months        For the Period from March 24, 1999
                               2006                     ended September 30, 2005   (Inception) to September 30, 2006
                               -------------------      ------------------------   ---------------------------------
Cash Flows From Operating
Activities

Net loss                              ($9,245)                      -                                ($8,710)

Increase in Accounts Payable            9,245                                                         9,245
                                                                                                      -----

Adjustments To Reconcile Net
Loss To Net Cash Provided By
Operating Activities                      -                         -                                  535

Net Cash Provided By
Operating Activities                      -                         -                                   -
Cash Flows From Financial                 -                         -                                   -
Activities
                                          -                         -                                 (535)
Capital Stock

Redemption of Common Stock              (100)                       -                                  100

Proceeds From Issuance Of                100                        -                                   -
Common Stock                          --------                  --------                             --------

Net Cash Provided By
Financing Activities                      -                         -                                 (435)
                                      --------                  --------                             --------

Increase In Cash
                                          -                         -                                   -
Cash
Beginning Of Period                     $100                      $100                                 100
                                      --------                  --------                             --------

Cash
End Of Period                           $100                      $100                                 $100
                                        ====                      ====                                 ====

See accompanying notes to financial statements

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2006 AND 2005
                  --------------------------------------------

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

The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

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

(C) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits, as the Company did not have any material operations for the nine months ended September 30, 2006 and 2005.

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2006 AND 2005
                        --------------------------------

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

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2006 AND 2005
                          -----------------------------

NOTE 2 STOCKHOLDERS' EQUITY

(A) Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

(B) Common Stock

The Company is authorized to issue 500,000,000 shares of common stock at $.0001 par value.

(C) Additional Paid-In Capital
Additional paid-in capital at September 30, 2006 represents the fair value of the amount of organization and professional expenses incurred by related parties on behalf of the Company.

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

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2006 AND 2005
                 -----------------------------------------------

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

3. Michael K. Wooldridge, Esq. was elected director and appointed President, Treasurer and Secretary of the Registrant.

As reported in the Form 8-K filed by the Company on July 20, 2006, the Company effected the following transactions:

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

ITEM 3. CONTROLS AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission under
Section 302(a) of the Sarbanes-Oxley Act of 2002, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done as of the end of the fiscal period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day- to-day operations of the Company.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Part I, Item 2, for issuance of shares reported on Form 8-K filed by the Company on July 20, 2006.

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

(b) Reports on Form 8-K

A report on Form 8-K was filed by the Company on July 20, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYSTAL FINANCE HOLDING CORPORATION

By: /s/ Michel Poignant
President & Chief Executive Officer
Dated: November 14, 2006
Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NAME OFFICE DATE /s/ Michel Poignant Director November 14, 2006