Form 10QSB/A
period 2006-09-30
CRYSTAL FINANCE HOLDING CORP
filed 2006-11-20
CIK 1122110

FORM 10QSB/A

CRYSTAL FINANCE HOLDING CORP - N/A

Filed: November 20, 2006 (period: September 30, 2006)

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

                                  FORM 10QSB/A

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

                                                                  Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Class                                      Outstanding at September 30, 2006

Common Stock, par value $0.0001                    1,000,000


Documents incorporated by reference:               None

                         PART I -- FINANCIAL INFORMATION

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2006
                                   (Unaudited)
                  --------------------------------------------

ASSETS
------

Current Assets - Cash                                                  $    100
                                                                       --------

TOTAL ASSETS                                                           $    100
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES


Accounts Payable                                                         10,578

Current Liabilities - Payable to Shareholders                             9,276
                                                                       --------

TOTAL LIABILITIES                                                      $ 19,854

STOCKHOLDERS' DEFICIT                                                        --


Preferred Stock, $.0001 par value,
50,000,000 shares authorized,
none issued and outstanding                                                  --


Common Stock, $.0001 par value,
500,000,000 shares authorized,
1,000,000 issued and outstanding                                            100

Additional paid-in capital                                                  535

Deficit accumulated during development                                  (20,389)
stage                                                                        --

                                                                        (19,754)
                                                                       --------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                                                  $    100
                                                                       ========

See accompanying notes to financial statements

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   -------------------------------------------

                                                                                                 For the
                     For the            For the            For the             For the           Period from
                     Three Months       Three Months       Nine Months         Nine Months       March 24, 1999
                     Ended              Ended              Ended               Ended             (Inception) To
                     September 30,      September 30,      September 30,       September 30,     September 30,
                     2006               2005               2006                2005              2006
                     -------------      -------------      -------------       ------------      -------------

Income               $          --       $         --      $          --       $         --      $          --
Expenses:
Organisation
Expenses                        --                 --                 --                 --                535
Professional Fees           11,104                 --             19,854                 --             19,854
                     -------------       ------------      -------------       ------------      -------------

Total Expenses              11,104                 --             19,854                 --             20,389
                     -------------       ------------      -------------       ------------      -------------

NET (LOSS)                ($11,104)                --           ($19,854)                --           ($20,389)
                     =============       ============      =============       ============      =============


See accompanying notes to financial statements

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                  FROM THE PERIOD OF MARCH 24, 1999 (INCEPTION)
                              TO SEPTEMBER 30, 2006
                                   (Unaudited)
                            ------------------------

                                                                Deficit
                                                  Additional   Accumulated
                                                     Paid       During
                         Common Stock Issued          In       Development
                      Shares            Amount      Capital       Stage        Total
                      ------------------------    ----------   ----------    ----------
Common Stock
Issuance               1,000,000           100           535           --           635
Net loss for the
years ended
December 31, 1999             --            --            --         (535)         (535)
December 31, 2000             --            --            --           --            --
December 31, 2001             --            --            --           --            --
December 31, 2002             --            --            --           --            --


December 31, 2003             --            --            --           --            --
December 31, 2004             --            --            --           --            --
December 31, 2005             --            --            --           --            --

Common stock
returned February
28,2006               (1,000,000)         (100)           --           --          (100)


Common stock issued
June 30, 2006          1,000,000           100            --           --           100

September 30, 2006
Net (Loss)                    --            --            --      (19,854)      (19,854)
                      ----------    ----------    ----------   ----------    ----------

Balance at
September 30, 2006     1,000,000    $      100    $      535   ($  20,389)   ($  19,754)
                      ==========    ==========    ==========   ==========    ==========

See accompanying notes to financial statements

                       CRYSTAL FINANCE HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FROM THE PERIOD OF MARCH 24, 1999 (INCEPTION)
                              TO SEPTEMBER 30, 2006
                                   (Unaudited)
                            ------------------------

                                                                   For the
                               For the           For the           Period from
                               nine              nine              March 24,
                               months            months            1999
                               ended             ended             (Inception) to
                               September 30,     September 30,     September 30,
                               2006              2005              2006
                               --------------    ---------------   ----------------
Cash Flows From Operating
Activities

Net (Loss)
Adjustments To Reconcile Net
Loss To Net Cash Provided By          (19,854)                --            (20,389)
Operating Activities

Increase in Accounts Payable           19,854             19,854



Contributed Expenses                       --                 --                535
                               --------------    ---------------   ----------------

Net Cash Provided By
Operating Activities                       --                 --                 --
                               --------------    ---------------   ----------------
Cash Flows From Financial                  --                 --                 --
Activities


Redemption of Common Stock               (100)                --               (100)


Proceeds From Issuance Of                 100                 --                200
Common Stock                               --                 --                 --

Net Cash Provided By
Financing Activities                       --                 --                100
                               --------------    ---------------   ----------------

Increase In Cash
                               --------------    ---------------   ----------------
Cash
Beginning Of Period            $          100    $           100                 --
                               --------------    ---------------   ----------------

Cash
End Of Period                  $          100    $           100   $            100
                               ==============    ===============   ================



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

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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


CRYSTAL FINANCE HOLDING CORPORATION


By: /s/ Michel Poignant
    -------------------------------
President & Chief Executive Officer
Dated: November 20, 2006

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME OFFICE DATE /s/ Michel Poignant Director November 20, 2006